Form 10-K
period 2021-12-31
BBCMS Mortgage Trust 2020-C8
filed 2022-03-15
CIK 1823722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Central Index Key Number of the sponsor: 0001755531

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the MGM Grand & Mandalay Bay Mortgage Loan, which constituted approximately 9.9% of the asset pool of the issuing entity as of its cut-off date.  The MGM Grand & Mandalay Bay Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the MGM Grand & Mandalay Bay Mortgage Loan, twenty-four other pari passu loans and twenty-four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BX Commercial Mortgage Trust 2020-VIVA transaction (the “BX 2020-VIVA Transaction”). This loan combination, including the MGM Grand & Mandalay Bay Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BX 2020-VIVA Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One Manhattan West Mortgage Loan, which constituted approximately 9.997% of the asset pool of the issuing entity as of its cut-off date.  The One Manhattan West Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One Manhattan West Mortgage Loan, five other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Manhattan West 2020-1MW Mortgage Trust transaction (the “Manhattan West 2020-1MW Transaction”). This loan combination, including the One Manhattan West Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Manhattan West 2020-1MW Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the primary servicer of the 711 Fifth Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, the PGH17 Self Storage Portfolio Mortgage Loan, the One Manhattan West Mortgage Loan and the 9th & Thomas Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the ExchangeRight Net Leased Portfolio 32 Mortgage Loan and the McCarthy Ranch Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

4.7           Trust and Servicing Agreement, dated as of August 28, 2020, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Situs Holdings, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, as Paying Agent and as Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 27, 2020 under Commission File No. 333-226850-07 and incorporated by reference herein).

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

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 33.1)

33.17       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 33.6)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan (see Exhibit 33.7)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.22       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.23       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.24       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.26       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.28       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.22)

33.29       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.3)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.6)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.31)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.32)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.3)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.43       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.32)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan (see Exhibit 33.3)

33.49       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 33.23)

33.50       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 33.6)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 33.31)

33.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 33.32)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 33.3)

33.56       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 33.22)

33.57       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 33.6)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 33.31)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 33.32)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 34.1)

34.17       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 34.6)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan (see Exhibit 34.7)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.22       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.23       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.24       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.26       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.28       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.22)

34.29       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.3)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.6)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.31)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.32)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.3)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.43       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.32)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan (see Exhibit 34.3)

34.49       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 34.23)

34.50       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 34.6)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 34.31)

34.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 34.32)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 34.3)

34.56       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 34.22)

34.57       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 34.6)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 34.31)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 34.32)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 35.1)

35.9         Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

35.11       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.10)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.3)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 35.3)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan (see Exhibit 35.3)

35.19       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 35.11)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 35.3)

35.21       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 35.10)

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

Date: March 14, 2022