Form 10-K
period 2022-12-31
BBCMS Mortgage Trust 2020-C8
filed 2023-03-16
CIK 1823722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4155274 38-4155275 38-7250442 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Wells Fargo Bank, National Association is the special servicer of the Airport Plaza Mortgage Loan, the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the One Manhattan West Mortgage Loan, the PGH17 Self Storage Portfolio Mortgage Loan, the 9th & Thomas Mortgage Loan, the 711 Fifth Avenue Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the MGM Grand & Mandalay Bay Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 711 Fifth Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, the PGH17 Self Storage Portfolio Mortgage Loan, the One Manhattan West Mortgage Loan and the 9th & Thomas Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the McCarthy Ranch Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.9           Co-Lender Agreement, dated as of August 28, 2020, by and between DBR Investments Co. Limited, as Initial Note A Holder, Citi Real Estate Funding Inc., as Initial Note A Holder, Wells Fargo Bank, National Association, as Initial Note A Holder, Barclays Capital Real Estate Inc., as Initial Note A Holder, JPMorgan Chase Bank, National Association, as Initial Note A Holder, DBR Investments Co. Limited, as Initial Note B-1 Holder, Citi Real Estate Funding Inc., as Initial Note B-2 Holder, Wells Fargo Bank, National Association, as Initial Note B-3 Holder, Barclays Capital Real Estate Inc., as Initial Note B-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B-5 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on October 27, 2020 under Commission File No. 333-226850-07 and incorporated by reference herein)

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

4.16         Co-Lender Agreement, dated as of January 24, 2020, by and between Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on October 27, 2020 under Commission File No. 333-226850-07 and incorporated by reference herein).

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

33.13       Wells Fargo Bank, National Association, as Custodian of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.17       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 33.6)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan (see Exhibit 33.7)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.29       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.36       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.6)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.31)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.32)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.43       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.32)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.50       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 33.6)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 33.31)

33.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 33.32)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.57       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 33.6)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 33.31)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 33.32)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.13       Wells Fargo Bank, National Association, as Custodian of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.17       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 34.6)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan (see Exhibit 34.7)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.29       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.36       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.6)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.31)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.32)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.43       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.32)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.50       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 34.6)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 34.31)

34.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 34.32)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.57       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 34.6)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 34.31)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 34.32)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

99.3         Mortgage Loan Purchase Agreement, dated as of October 9, 2020, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 27, 2020 under Commission File No. 333-226850-07 and incorporated by reference herein).

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

Date: March 16, 2023