Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2020-C8
filed 2024-03-13
CIK 1823722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the McCarthy Ranch Mortgage Loan and the special servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the PGH17 Self Storage Portfolio Mortgage Loan, which constituted approximately 5.3% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the PGH17 Self Storage Portfolio Mortgage Loan from April 24, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the McCarthy Ranch Mortgage Loan, the ExchangeRight Net Leased Portfolio 32 Mortgage Loan and the PGH17 Self Storage Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the McCarthy Ranch Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan and K-Star Asset Management LLC as special servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.31)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.32)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.3)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 33.1)

33.43       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.32)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan (see Exhibit 33.3)

33.50       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 33.23)

33.51       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 33.6)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 33.31)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 33.32)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 33.3)

33.57       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 33.22)

33.58       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 33.6)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 33.31)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 33.32)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.31)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.32)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.3)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 34.1)

34.43       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.32)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan (see Exhibit 34.3)

34.50       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 34.23)

34.51       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 34.6)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 34.31)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 34.32)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 34.3)

34.57       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 34.22)

34.58       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 34.6)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 34.31)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 34.32)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.13       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.10)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 35.3)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 35.3)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 35.1)

35.18       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan (see Exhibit 35.3)

35.20       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 35.11)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 35.3)

35.22       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 35.10)

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

Date: March 13, 2024