Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2020-C8
filed 2026-03-24
CIK 1823722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the special servicer of the Airport Plaza Mortgage Loan prior to March 1, 2025, the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the One Manhattan West Mortgage Loan, the PGH17 Self Storage Portfolio Mortgage Loan, the 9th & Thomas Mortgage Loan, the 711 Fifth Avenue Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the special servicer of the Airport Plaza Mortgage Loan on and after March 1, 2025 and the primary servicer of the One Manhattan West Mortgage Loan, the PGH17 Self Storage Portfolio Mortgage Loan, the 9th & Thomas Mortgage Loan, the 711 Fifth Avenue Mortgage Loan and the ExchangeRight Net Leased Portfolio 32 Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 711 Fifth Avenue Mortgage Loan, the ExchangeRight Net Leased Portfolio 32 Mortgage Loan, the PGH17 Self Storage Portfolio Mortgage Loan, the One Manhattan West Mortgage Loan and the 9th & Thomas Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Special Servicer prior to March 1, 2025

33.4         Trimont LLC, as Special Servicer on and after March 1, 2025

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Pentalpha Surveillance LLC, as Operating Advisor

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Berkadia Commercial Mortgage LLC, as Sub-Servicer

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.13       LNR Partners, LLC, as Special Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.14       Wilmington Trust, National Association, as Trustee of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 33.1)

33.19       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 33.7)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan (see Exhibit 33.8)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.24       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.25       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.26       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.28       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.3)

33.30       Trimont LLC, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.4)

33.31       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.24)

33.32       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

33.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan prior to March 1, 2025 (see Exhibit 33.3)

33.38       Trimont LLC, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan on and after March 1, 2025 (see Exhibit 33.4)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.7)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.34)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 33.35)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.3)

33.46       Trimont LLC, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.4)

33.47       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.8)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.35)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan prior to March 1, 2025 (see Exhibit 33.3)

33.54       Trimont LLC, as Primary Servicer of the One Manhattan West Mortgage Loan on and after March 1, 2025 (see Exhibit 33.4)

33.55       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 33.25)

33.56       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 33.7)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 33.34)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 33.35)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan prior to March 1, 2025 (see Exhibit 33.3)

33.62       Trimont LLC, as Primary Servicer of the 9th & Thomas Mortgage Loan on and after March 1, 2025 (see Exhibit 33.4)

33.63       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 33.24)

33.64       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 33.7)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 33.34)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 33.35)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Special Servicer prior to March 1, 2025

34.4         Trimont LLC, as Special Servicer on and after March 1, 2025

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Pentalpha Surveillance LLC, as Operating Advisor

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Berkadia Commercial Mortgage LLC, as Sub-Servicer

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.13       LNR Partners, LLC, as Special Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.14       Wilmington Trust, National Association, as Trustee of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 34.1)

34.19       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Trustee of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the McCarthy Ranch Mortgage Loan (see Exhibit 34.7)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the McCarthy Ranch Mortgage Loan (see Exhibit 34.8)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.24       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.25       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.26       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.28       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.3)

34.30       Trimont LLC, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.4)

34.31       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.24)

34.32       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan

34.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan prior to March 1, 2025 (see Exhibit 34.3)

34.38       Trimont LLC, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan on and after March 1, 2025 (see Exhibit 34.4)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.7)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.34)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (see Exhibit 34.35)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.3)

34.46       Trimont LLC, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.4)

34.47       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.8)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.35)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan prior to March 1, 2025 (see Exhibit 34.3)

34.54       Trimont LLC, as Primary Servicer of the One Manhattan West Mortgage Loan on and after March 1, 2025 (see Exhibit 34.4)

34.55       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 34.25)

34.56       Wilmington Trust, National Association, as Trustee of the One Manhattan West Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the One Manhattan West Mortgage Loan (see Exhibit 34.7)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the One Manhattan West Mortgage Loan (see Exhibit 34.34)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Manhattan West Mortgage Loan (see Exhibit 34.35)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan prior to March 1, 2025 (see Exhibit 34.3)

34.62       Trimont LLC, as Primary Servicer of the 9th & Thomas Mortgage Loan on and after March 1, 2025 (see Exhibit 34.4)

34.63       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 34.24)

34.64       Wilmington Trust, National Association, as Trustee of the 9th & Thomas Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the 9th & Thomas Mortgage Loan (see Exhibit 34.7)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the 9th & Thomas Mortgage Loan (see Exhibit 34.34)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9th & Thomas Mortgage Loan (see Exhibit 34.35)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Special Servicer prior to March 1, 2025

35.4         Trimont LLC, as Special Servicer on and after March 1, 2025

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Berkadia Commercial Mortgage LLC, as Sub-Servicer (Omitted. See Explanatory Notes)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the SoCal & South Miami Medical Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the McCarthy Ranch Mortgage Loan (see Exhibit 35.1)

35.11       Argentic Services Company LP, as Special Servicer of the McCarthy Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

35.13       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.3)

35.15       Trimont LLC, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.4)

35.16       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.12)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan prior to March 1, 2025 (see Exhibit 35.3)

35.18       Trimont LLC, as Primary Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan on and after March 1, 2025 (see Exhibit 35.4)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 32 Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.3)

35.21       Trimont LLC, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.4)

35.22       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the One Manhattan West Mortgage Loan prior to March 1, 2025 (see Exhibit 35.3)

35.24       Trimont LLC, as Primary Servicer of the One Manhattan West Mortgage Loan on and after March 1, 2025 (see Exhibit 35.4)

35.25       Situs Holdings, LLC, as Special Servicer of the One Manhattan West Mortgage Loan (see Exhibit 35.13)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the 9th & Thomas Mortgage Loan prior to March 1, 2025 (see Exhibit 35.3)

35.27       Trimont LLC, as Primary Servicer of the 9th & Thomas Mortgage Loan on and after March 1, 2025 (see Exhibit 35.4)

35.28       KeyBank National Association, as Special Servicer of the 9th & Thomas Mortgage Loan (see Exhibit 35.12)

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

Date: March 24, 2026